Form 10-Q
period 2010-10-31
Logan Sound, Inc.
filed 2012-06-21
CIK 1471717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-161869


                                LOGAN SOUND, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                  3600                           Pending
(State or Other Jurisdiction of        (Primary Standard Industrial           (I.R.S. Employer
Incorporation or Organization)          Classification Code Number)        Identification Number)

                        1 Hunter Street East, Suite G100
                           Hamilton, Ontario, L81 3W1
                    (Address of principal executive offices)

                                  905-777-8002
                           (Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

  Class of Shares                                Outstanding as of June 20, 2012
  ---------------                                -------------------------------
Common Stock, $0.001                                          6,200,000

                                     INDEX

PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (unaudited)                                      3

         BALANCE SHEETS as of October 31, 2010 and April 30, 2010              3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months and
         Six Months Ended October 31, 2010 and 2009, and for the period
         since inception                                                       4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended
         October 31, 2010 and 2009, and for the period since inception         6

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3   Quantitative and Qualitative Disclosures About Market Risk           13

Item 4.  Controls and Procedures                                              13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 1A. Risk Factors                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4   Mine Safety Disclosures                                              14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             15

SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGAN SOUND INC.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                  October 31,         April 30,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,406           $  1,683
  Wah-anti-wah guitar effects pedal                                      --                 --
                                                                   --------           --------

TOTAL ASSETS                                                       $  2,406           $  1,683
                                                                   ========           ========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $     --           $     --
  Loans from related parties                                         50,200             32,000
                                                                   --------           --------
       TOTAL CURRENT LIABILITIES                                     50,200             32,000
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      5,600,000 common shares                                         5,600              5,600
  Additional paid-in-capital                                         22,400             22,400
  Deficit accumulated during the exploration stage                  (75,794)           (58,317)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (47,794)           (30,317)
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,406           $  1,683
                                                                   ========           ========


Nature and continuance of operations (Note 1)


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                        Cumulative from
                                       Three Months     Three Months     Six Months       Six Months    January 30, 2007
                                          Ended            Ended           Ended            Ended        (Inception) to
                                        October 31,      October 31,     October 31,      October 31,      October 31,
                                           2010             2009            2010             2009             2010
                                       ------------     ------------    ------------     ------------     ------------
Bank charges                           $         55     $        100    $         77     $        121     $        268
Management fees                               6,900               --          13,800               --           43,700
Office expenses                                  --              578              --              578              578
Professional fees                             3,600           11,748           3,600           19,648           11,248
Guitar effects pedal                             --               --              --               --           20,000
                                       ------------     ------------    ------------     ------------     ------------
Net loss                               $    (10,555)    $    (12,426)   $    (17,477)    $    (20,347)    $    (75,794)
                                       ------------     ------------    ------------     ------------     ------------

LOSS PER SHARE - BASIC AND DILUTED     $      (0.00)    $      (0.00)   $      (0.00)    $      (0.00)
                                       ============     ============    ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       5,600,000       10,000,000       5,600,000        1,600,000
                                       ============     ============    ============     ============


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                            Number of                Additional    During the
                                             Common         Par       Paid-in     Exploration
                                             Shares        Value      Capital        Stage        Total
                                             ------        -----      -------        -----        -----
Balance, January 30, 2007                         --     $    --     $     --      $     --      $     --

April 28, 2009
 Issued for cash at $0.005                 1,600,000       1,600        6,400                       8,000

April 29, 2009
 Issued for intangible asset at $0.005     4,000,000       4,000       16,000                      20,000

Net loss                                                                            (22,325)      (22,325)
                                           ---------     -------     --------      --------      --------
Balance, April 30, 2009                    5,600,000       5,600       22,400       (22,325)        5,675

Net loss                                                                            (35,992)      (35,992)
                                           ---------     -------     --------      --------      --------

Balance, April 30, 2010                    5,600,000       5,600       22,400       (58,317)      (30,317)

Net loss                                                                            (17,477)      (17,477)
                                           ---------     -------     --------      --------      --------

Balance, October 31, 2010                  5,600,000     $ 5,600     $ 22,400      $(75,794)     $(47,794)
                                           =========     =======     ========      ========      ========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Cumulative from
                                                        Six Months         Six Months      January 30, 2007
                                                          Ended              Ended          (Inception) to
                                                        October 31,        October 31,        October 31,
                                                           2010               2009               2010
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(17,477)          $(20,347)          $(75,794)
  Guitar effects pedal                                         --                 --             20,000
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                   --                 --                 --
                                                         --------           --------           --------
          Net cash used in operating activities           (17,477)           (20,347)           (55,794)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                               18,200             20,000             50,200
  Shares subscribed for cash                                   --                 --              8,000
                                                         --------           --------           --------
          Net cash provided by financing activities        18,200                 --             58,200
                                                         --------           --------           --------

Net increase (decrease) in cash                               723               (347)             2,406

Cash beginning                                              1,683              5,675                 --
                                                         --------           --------           --------

Cash ending                                              $  2,406           $  5,328           $  2,406
                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --           $     --           $     --
                                                         ========           ========           ========
  Taxes                                                  $     --           $     --           $     --
                                                         ========           ========           ========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

     Logan Sound Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on January 30, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of April. During the year ended April 30, 2009, the Company commenced operations by issuing shares to acquire a 100% right, title and interest in and to all the property, assets and intellectual property necessary for the development, manufacture and marketing of the wah-anti-wah guitar effects pedal.

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $75,794 as at October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

     Exploration Stage Company

     The  Company  complies  with  the  Financial   Accounting  Standards  Board
     Statement No. 7, its characterization of the Company as an exploration stage enterprise.

     Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Foreign Currency Translation

     The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

     Fair Value of Financial Instruments

     The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

     Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

     Income Taxes

     The Company follows the assets and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     At October 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

     Basic and Diluted Loss Per Share

     The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

     The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock-based Compensation

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2009. The Company did not record any compensation expense for the period ended October 31, 2010 because there were no stock options outstanding prior to the adoption or at October 31, 2010.

     Intangible assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company recorded Wah-Anti-Wah Guitar Effects Pedal at cost and those with finite lives are amortized over the estimated periods of benefit. Wah-Anti-Wah Guitar Effects Pedal would be amortized over 10 years.

     Impairments

     The Company's management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually or in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. During the years ended October 31, 2010, we recorded impairment charges of $0 related to intangible assets.

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of SFAS No. 157 is not expected to materially impact our financial position and results of operations. In February 2007, the FASB issued
     Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 is not expected to materially impact our financial position and results of operations.

     In December 2007, the FASB issued Statement No. 141(R), "Business Combinations" ("SFAS 141(R)") which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 141(R) on our financial position and results of operations.

     In December 2007, the FASB issued Statement No. 160, "NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS" ("SFAS 160") which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 160 on our financial position and results of operations.

3. COMMON STOCK

     The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

     During the year ended April 30, 2009, the Company issued 1,600,000 shares of common stock for total cash proceeds of $8,000.

     As of April 29, 2009, the Company entered into an Asset Purchase Agreement with Ken Logan. Ken Logan agreed to sell his 100% interest in all the property, assets and intellectual property necessary for the development, manufacture and marketing of the wah-anti-wah guitar effects pedal for 4,000,000 common shares.

     At October 31, 2010, there were no outstanding stock options or warrants.

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010
(Unaudited)
--------------------------------------------------------------------------------

4. INCOME TAXES

     As of October 31, 2010, the Company had net operating loss carry forwards of approximately $75,794 that may be available this Agreement to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MANAGEMENT AGREEMENT

     As of April 29, 2009, the Company entered into a management agreement with Ken Logan and agrees to pay $2,300 per month for his services.

6. RELATED PARTY TRANSACTIONS

     The sole officer and director of the Company may, in the future, become involved in other business opportunities as they available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflict.

     Kent Logan, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming offering. He will also not receive any interest on any funds that he advances to the Company for offering period prior to the offering being closed which will be repaid from the procedures of the offering.

     While the Company is seeking additional capital, Mr. Logan has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Logan was $50,200 on October 31, 2010.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We intend to commence business operations by developing, manufacturing, marketing and selling electric guitar effects pedals. We were incorporated in the State of Nevada on January 30, 2007, but were essentially dormant until April 29, 2009 when we entered into an agreement with our president, Ken Logan, to acquire all the property, assets and intellectual property necessary for the development, manufacture and marketing of the wah anti wah guitar effects pedal. In consideration of the purchase of these assets, we issued 4,000,000 shares of our common stock to Mr. Logan.

Mr. Logan commenced developing and manufacturing the wah anti wah guitar effects pedal in December 2006. Prior to selling his interest in the pedal to us, Mr. Logan sold approximately 40 wah anti wah pedals at prices ranging from $149 to $199. He also developed a website promoting the features of the wah anti wah pedal at www.logansoundinc.com.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to expand our business operations by acquiring additional guitar pedal components, hiring additional labor, marketing and advertising our guitar effects pedal, and potentially designing a new guitar effects pedal. We intend to allocate approximately $5,000 from our cash on hand to purchase guitar pedal components that will allow us to manufacture approximately 125 pedals. We will rely upon the proceeds that we receive from the sale of the 125 guitar pedals and loans from our president in order to cover general and administrative expenses, as well as marketing and advertising costs.

We anticipate that revenue from the sale of our pedals will be $214 per unit, including charges for shipping and handling. However, there is no guarantee that we will be able to successfully sell our guitar effects pedals at a sufficient sales volume at this price level. The expansion of our operations in the period subsequent to the next 12 months will depend on our success in generating revenue to that point, as well as raising further funding. As well, we anticipate spending an additional $16,000 on administrative costs such as accounting and auditing fees, legal fees and fees payable in connection with reporting obligations.

SOURCES AND USES OF CASH

At October 31, 2010, our current assets consisted of $2,406 in cash. Subsequent to the period, we raised $30,000 pursuant to our registration statement on Form S-1 that was declared effective by the Securities & Exchange Commission on October 27, 2010. In addition to the funds raised during our offering, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding. We will seek to obtain short-term loans from our director, although we do not have any agreements with our director concerning future loans. We do not have any arrangements in place for any future equity financing other than through this offering.

EVENTS, TRENDS AND UNCERTAINTIES

The continuing development of our business will depend upon our ability to attract customers for the wah anti wah guitar effects pedal. Our ability to generate sales may be affected by events and trends such as general economic conditions, guitar pedal pricing and competing products from our manufacturers.

RESULTS OF OPERATIONS

We have not earned any revenue from our incorporation on January 30, 2007 to October 31, 2010. We incurred operating expenses in the amount of $75,794 during this period. These operating expenses were comprised of management fees that were paid or accrued to our president, Ken Logan, of $43,700, professional fees of $11,248, office expenses of $578, bank fees of $268 and $20,000 representing the recorded value of the common stock that we issued to our president in consideration for the acquisition of the guitar pedal assets.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LOGAN SOUND INC.


Dated: June 20, 2012        By: /s/ Ken Logan
                                ------------------------------------------------
                                Ken Logan, President and Chief Executive Officer and Chief Financial Officer