Form 10-Q
period 2011-01-31
Logan Sound, Inc.
filed 2012-06-21
CIK 1471717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

  Class of Shares                                Outstanding as of June 20, 2012
  ---------------                                -------------------------------
Common Stock, $0.001                                          6,200,000

                                      INDEX

PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements (unaudited)                                      3

         BALANCE SHEETS as of January 31, 2011 and April 30, 2010              3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months and
         Six Months Ended January 31, 2011 and 2010, and for the period
         since inception                                                       4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended
         January 31, 2011 and 2010, and for the period since inception         6

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3   Quantitative and Qualitative Disclosures About Market Risk           13

Item 4.  Controls and Procedures                                              13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 1A. Risk Factors                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4   Mine Safety Disclosures                                              14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             15

SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


LOGAN SOUND INC.
(An Exploration Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                  January 31,         April 30,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,688           $  1,683
  Wah-anti-wah guitar effects pedal                                      --                 --
                                                                   --------           --------

TOTAL ASSETS                                                       $  1,688           $  1,683
                                                                   ========           ========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $     --           $     --
  Loans from related parties                                         50,200             32,000
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      50,200             32,000
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      6,000,000 common shares                                         6,000              5,600
  Additional paid-in-capital                                         26,000             22,400
  Deficit accumulated during the exploration stage                  (80,512)           (58,317)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (48,512)           (30,317)
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,688           $  1,683
                                                                   ========           ========


Nature and continuance of operations (Note 1)


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Cumulative from
                                     Three Months    Three Months    Nine Months     Nine Months   January 30, 2007
                                        Ended           Ended           Ended           Ended       (Inception) to
                                      January 31,     January 31,     January 31,     January 31,     January 31,
                                         2011            2010            2011            2010            2011
                                      ----------      ----------      ----------      ----------      ----------
Bank charges                          $       28      $       24      $      105      $      145      $      296
Management fees                            2,300              --          16,100              --          46,000
Office expenses                              590              --             590             578           1,168
Professional fees                          1,800           8,700           5,400          28,348          13,048
Guitar effects pedal                          --              --              --              --          20,000
                                      ----------      ----------      ----------      ----------      ----------
Net loss                              $   (4,718)     $   (8,724)     $  (22,195)     $  (29,071)     $  (80,512)
                                      ==========      ==========      ==========      ==========      ==========

LOSS PER SHARE - BASIC AND DILUTED    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                      ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    5,700,000       1,600,000       5,700,000       1,600,000
                                      ==========      ==========      ==========      ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Unaudited)
--------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated
                                            Number of                Additional    During the
                                             Common         Par       Paid-in     Exploration
                                             Shares        Value      Capital        Stage        Total
                                             ------        -----      -------        -----        -----
Balance, January 30, 2007                         --     $    --     $     --      $     --      $     --

April 28, 2009
 Issued for cash at $0.005                 1,600,000       1,600        6,400                       8,000

April 29, 2009
 Issued for intangible asset at $0.005     4,000,000       4,000       16,000                      20,000

Net loss                                                                            (22,325)      (22,325)
                                           ---------     -------     --------      --------      --------
Balance, April 30, 2009                    5,600,000       5,600       22,400       (22,325)        5,675

Net loss                                                                            (35,992)      (35,992)
                                           ---------     -------     --------      --------      --------

Balance, April 30, 2010                    5,600,000       5,600       22,400       (58,317)      (30,317)

January 26, 2011
  Issued for cash at $0.01                 400,000           400        3,600                       4,000

Net loss                                                                            (22,195)      (22,195)
                                           ---------     -------     --------      --------      --------

Balance, January 31, 2011                  6,000,000     $ 6,000     $ 26,000      $(80,512)     $(48,512)
                                           =========     =======     ========      ========      ========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                               Cumulative from
                                                           Nine Months        Nine Months      January 30, 2007
                                                              Ended              Ended          (Inception) to
                                                            January 31,        January 31,        January 31,
                                                               2011               2010               2011
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(22,195)          $(29,071)          $(80,512)
  Guitar effects pedal                                             --                 --             20,000
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                       --                 --                 --
                                                             --------           --------           --------
          Net cash used in operating activities               (22,195)           (29,071)           (60,512)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                   18,200             32,000             50,200
  Shares subscribed for cash                                    4,000                 --             12,000
                                                             --------           --------           --------
          Net cash provided by financing activities            22,200                 --             62,200
                                                             --------           --------           --------

Net increase (decrease) in cash                                     5              2,929              1,688

Cash beginning                                                  1,683              5,675                 --
                                                             --------           --------           --------

Cash ending                                                  $  1,688           $  8,604           $  1,688
                                                             ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Taxes                                                      $     --           $     --           $     --
                                                             ========           ========           ========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

     These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $80,512 as at January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

     At January 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

     The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2009. The Company did not record any compensation expense for the period ended January 31, 2011 because there were no stock options outstanding prior to the adoption or at January 31, 2011.

     Intangible assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company recorded Wah-Anti-Wah Guitar Effects Pedal at cost and those with finite lives are amortized over the estimated periods of benefit. Wah-Anti-Wah Guitar Effects Pedal would be amortized over 10 years.

     Impairments

     The Company's management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually or in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. During the years ended January 31, 2011, we recorded impairment charges of $0 related to intangible assets.

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

     At January 31, 2011, there were no outstanding stock options or warrants.

LOGAN SOUND INC.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

4. INCOME TAXES

     As of January 31, 2011, the Company had net operating loss carry forwards of approximately $80,512 that may be available this Agreement to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MANAGEMENT AGREEMENT

     As of April 29, 2009, the Company entered into a management agreement with Ken Logan and agrees to pay $2,300 per month for his services.

6. RELATED PARTY TRANSACTIONS

     The sole officer and director of the Company may, in the future, become involved in other business opportunities as they come available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflict.

     Ken Logan, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming offering. He will also not receive any interest on any funds that he advances to the Company for offering period prior to the offering being closed which will be repaid from the procedures of the offering.

     While the Company is seeking additional capital, Mr. Logan has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Logan was $50,200 on January 31, 2011.

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

SOURCES AND USES OF CASH

At January 31, 2011, our current assets consisted of $1,688 in cash. Subsequent to the period, we raised $30,000 pursuant to our registration statement on Form S-1 that was declared effective by the Securities & Exchange Commission on October 27, 2010. In addition to the funds raised during our offering, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding. We will seek to obtain short-term loans from our director, although we do not have any agreements with our director concerning future loans. We do not have any arrangements in place for any future equity financing other than through this offering.

EVENTS, TRENDS AND UNCERTAINTIES

The continuing development of our business will depend upon our ability to attract customers for the wah anti wah guitar effects pedal. Our ability to generate sales may be affected by events and trends such as general economic conditions, guitar pedal pricing and competing products from our manufacturers.

RESULTS OF OPERATIONS

We have not earned any revenue from our incorporation on January 30, 2007 to January 31, 2011. We incurred operating expenses in the amount of $80,512 during this period. These operating expenses were comprised of management fees that were paid or accrued to our president, Ken Logan, of $46,000, professional fees of $13,048, office expenses of $1,168, bank fees of $296 and $20,000 representing the recorded value of the common stock that we issued to our president in consideration for the acquisition of the guitar pedal assets.

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