Form 10-K
period 2011-04-30
Logan Sound, Inc.
filed 2014-02-18
CIK 1471717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-161869

                                LOGAN SOUND INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 Pending
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                        1 Hunter Street East, Suite G100
                           Hamilton, Ontario, L8N 3W1
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 905-777-8002

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of February o, 2014, the registrant had 3,000,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant's common stock of $0.01, these non-affiliate shares have an aggregate market value of $30,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of February 18, 2014, the registrant had 8,600,000 shares of common stock with par value $0.001 issued and outstanding.

                               TABLE OF CONTENTS

PART I

Item 1   Description of Business                                              3

Item 1A  Risk Factors                                                         6

Item 1B  Unresolved Staff Comments                                            6

Item 2   Properties                                                           7

Item 3   Legal Proceedings                                                    7

Item 4   Mine Safety Disclosures                                              7

PART II

Item  5  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchases of Securities                                       8

Item  6  Selected Financial Data                                              9

Item  7  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 7A  Quantitative and Qualitative Disclosures about Market Risk          11

Item 8  Financial Statements and Supplementary Data                          11

Item 9   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            21

Item 9A  Controls and Procedures                                             21

Item 9B  Other Information                                                   22

PART III

Item 10  Directors, Executive Officers and Corporate Governance              23

Item 11  Executive Compensation                                              23

Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     24

Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                        25

Item 14  Principal Accountant Fees and Services                              25

PART IV

Item 15  Exhibits, Financial Statement Schedules                             26

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Logan Sound Inc. unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

OVERVIEW

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

GUITAR EFFECTS PEDALS

A guitar effects pedal, also known as a stomp box, is an electronic unit that is typically housed in a small metal or plastic box. Most professional and many amateur electric guitar players use effects pedals to alter their instrument's sound in a particular manner by changing the sound quality or timbre of the input signal. The most common types of guitar effects pedals are the distortion, overdrive, wah, flange, delay and reverb pedals.

A guitar effects pedal is connected to a guitar and amplifier using two instrument cables with one-quarter inch jack plugs. The input jack is usually on the right side of the pedal and the output is on the left. Several pedals can be linked together in a chain. The signal path for a chain of guitar pedals that are used concurrently is usually right-to-left.

When a pedal is off or inactive, the signal coming in to the pedal is shunted onto a bypass, so that the clean, unaffected signal can go on to other effects down the chain, and thus any combination of effects on a chain can be created without having to reconnect boxes during a performance. The instrument signal can be routed through the guitar pedals in any combination, but to shape and preserve the clarity of the basic distortion tone, it is most common to put wah and overdrive pedals at the start of the chain; pedals which alter the pitch or color of the tone in the middle; and boxes which modify the resonance, such as flanging, delay (echo) and reverb units at the end.

Effects pedals can be used together with other effects units and a guitar amplifier's built-in effects. However, when too many effect pedals are used, unwanted noise and hum can be introduced into the sound. Some performers use a noise gate pedal to reduce the unwanted noise and hum.

WAH PEDALS

The wah pedal, one of the most popular guitar effects, works by varying the frequency of the guitar signal's tone through a foot pedal. The variation in the peak response frequency of the filter resembles the change in frequency in the human voice when saying the word "wah," making the wah-wah pedal a crude form of speech synthesizer. The traditional "wah wah" effect does not affect the guitar's volume, although many modern models offer a volume boost and distortion options.

The essential function of the wah-wah pedal is as a lead guitar booster. Frequently, lead guitar lines do not cut through the mix of the band sufficiently, so some sort of effect is utilized to push the lead part to the front. A wah-wah inflected lead guitar part varies its timbre with the motion of the pedal. It also mimics some of the sounds of human speech, which are typically picked up more readily by the human ear. A common wah-wah technique involves moving the foot pedal in time with the music creating rhythmic effects.

THE WAH ANTI WAH PEDAL

In contrast to the wah pedal, our Logan Sound wah anti wah guitar effects pedal contains two analog wah filters that are each set to two different frequency ranges. One wah filter is centered on the low frequency range of the guitar, while the other filter is centered on the high frequency range. The pedal's effect is controlled by one knob that causes one of the filters to go up in pitch and the other to go down in pitch automatically. This produces complex filtering effects that make a unique, full sounding guitar tone. As well, rather than creating the sweeping sound of an automatic wah pedal, the sound created by the wah anti wah pedal remains at the tone level set by the user. The wah anti wah features components that are hand matched to less than 1% tolerance for consistent musical tone. Sound samples of the wah anti wah pedal's impact on guitar sound are contained on our website located at www.logansoundinc.com.

Features of the Logan Sound wah anti wah guitar effects pedal include:

     *    an all analog circuit
     *    simple one knob operation
     *    an LED indicator
     * a solid cast aluminum box with Switchcraft connectors that houses the unit
     *    nine volt battery or DC adapter options
     * diode protection in case the DC input power polarity is reversed or AC is inputted

The Logan Sound wah anti wah pedal also has true bypass switching. This means that when in bypass mode, both the input and output of the effect are disconnected and the guitar signal passes straight through. Some manufacturers only switch the output of the effect on their pedals while leaving the input to the effect circuit still connected. This can load down the guitar's pickups causing what is known as tone sucking. As well, transistor switching systems lose some of the guitar sound.

The pedal uses the standard negative center external power connector. If the user happens to plug in the wrong polarity DC or AC power adapter, the protection diode contained in the pedal will prevent damage from occurring. The common user mistake of not using the correct adapter destroys guitar pedals that other manufacturers produce.

MARKET FOR OUR PRODUCT

While most amateur guitarists choose to purchase mass-made guitar pedals from large manufacturers, a niche market exists for boutique and hand-made effects pedals. Our aim is to provide consumers with pedals that include superior quality components, innovative circuit design, component matching and voltage tolerance. To ensure quality control, all of our wah anti wah guitar effects pedals are hand-made and individually tested. Because our product design involves additional component and labor costs, and because we do not realize the economies of scale that larger manufacturers do, we currently sell our wah anti wah guitar effects pedal for a price of $199. Some guitar effects pedals sell for about half this price.

PRODUCT SALE AND DISTRIBUTION

Currently, we sell the wah anti wah guitar effects pedal through our website located at www.logansoundinc.com and periodically via listings on www.ebay.com. We receive payment from purchasers through PayPal and ship our guitar pedals using Canada Post. We charge our customers $15 for shipping and handling. Prior to our acquisition of the wah anti wah pedal from our president, Ken Logan, product sales were primarily to U.S. and Canadian consumers, although sales were also made to the United Kingdom, France, Spain, Norway, Romania and Australia. We anticipate that this trend of selling guitar effects pedals primarily in North America will continue.

If we are successful in expanding our operations and product sales, we would like to enter into distribution and sales agreements with guitar and musical instrument stores whereby they would carry our products in their stores. However, there is no guarantee that we will be successful in reaching such arrangements.

COMPETITION

We compete with other effects pedal manufacturers that are primarily based in the United States, including Boss Corporation, Robert Keeley Electronics, Fulltone Musical Products Inc., Lovepedal L.L.C. Boss Corporation is a mass manufacturer of guitar pedals, while Keeley, Fulltone and Lovepedal produce higher priced, quality pedals and have similar market position to us. Competition with these companies is based on price, quality, service, product features, product innovation, marketing and distribution. These companies have greater financial and technical resources, industry expertise and managerial capabilities than we do.

Our success depends on our ability to introduce innovative products before our competitors do and to design, manufacture and market a broad range of reliable products that incorporate technological innovations that satisfy current consumer needs. Notably, none of our competitors currently manufacture a wah anti wah guitar effects pedal.

SOURCE OF COMPONENTS

While the design of our wah anti wah pedal is unique, the components that we use to manufacture them are commodity-like in nature and are not difficult to source. Supplies of the electronic components, connectors, switches and enclosures that we require in order to produce our guitar pedals are readily available from online distributors such as Mouser Electronics, Inc., DigiKey Corp. and Newark Electronics. If, for some reason, we were unable to obtain components from our current suppliers, we do not believe that we would have any difficulties obtaining alternative sources, though our component costs could increase slightly.

PATENTS AND TRADEMARKS

Due to the costs involved, we have not filed for patent protection of our wah anti wah guitar effects pedal technology or of our business trademarks. We have also not sought legal advice regarding whether or not patent protection of our technology is possible. Accordingly, our business is subject to the risk that competitors could either copy or reverse engineer our technology and release a competing product with similar features to our guitar effects pedal.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally.

RESEARCH AND DEVELOPMENT

We have not incurred any expenditures on research and development activities since our incorporation. Our president, Ken Logan, conducted all research and development relating to the design of the wah anti wah pedal prior to his sale of the technology to us on April 29, 2009.

EMPLOYEES

We have no employees as of the date of this prospectus other than our sole director, Ken Logan. Mr. Logan devotes 100% of his business time to our company.

SUBSIDIARIES

We do not have any subsidiaries.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We do not own any real property interest. Our offices are located at 1 Hunter Street East, Suite G100, Hamilton, Ontario, Canada.

ITEM 3: LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 1802 North Carson Street, Suite 202 Carson City, Nevada, 89701.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock are not quoted for trading on any recognized stock exchange or quotation system. There are no warrants, options convertible securities outstanding by which any person has the right to acquire any additional shares of our common stock. As of the date of this annual report we have 31 shareholders of record.

Our shares of common stock are not currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act because we are a shell company. Our president and sole director, Ken Logan, cannot rely on Rule 144 for the resale of our common stock until the following have occurred:

     1.   we have ceased to be a shell company;
     2.   we are subject to the reporting requirements of the Exchange Act;
     3. we have filed all Exchange Act reports required for the past 12 months; and
     4. a minimum of one year has elapsed since we filed current Form 10 information on Form 8-K changing our status from a shell company to a non-shell company.

When Rule 144 is available, our affiliate stockholder shall be entitled to sell within any three month period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding; or
     2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

No purchases of any of our registered equity securities have been made by us, on our behalf, or by any affiliated purchaser during the fourth quarter of the fiscal year covered by this annual report.

ITEM 6: SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have not earned any revenue from our incorporation on January 30, 2007 to April 30, 2011. We incurred operating expenses in the amount of $82,834 during this period. These operating expenses were comprised of management fees that were paid or accrued to our president, Ken Logan, of $48,300, professional fees of $13,048, office expenses of $1,168, bank fees of $318 and $20,000 representing the recorded value of the common stock that we issued to our president in consideration for the acquisition of the guitar pedal assets.

During the fiscal year ended April 30, 2011, we incurred net losses of $24,517 consisting of $18,400 in management fees paid or accrued to Ken Logan, professional fees of $5,400, office expenses of $590, and bank charges of $127. Compared to our net losses in fiscal 2010 of $35,992, our losses in the current fiscal year were significantly lower due to higher management fees and professional fees in fiscal 2010 in connection with our filing of a registration statement and compliance with our filing requirements as a reporting issuer.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, our current assets consisted of $1,366 in cash and our total liabilities were $50,200, which consisted in its entirety of loans from our president and sole director. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2011, net cash flows used in operating activities were ($24,517) consisting of our net loss for the period.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2011, net cash from financing activities was $24,200 and consisted of $18,200 in loans from our president and $6,000 in share subscriptions.

PLAN OF OPERATION

We were incorporated pursuant to the laws of Nevada on January 30, 2009, but were essentially dormant until April 29, 2009 when we entered into an agreement with our president, Ken Logan, to acquire all the property, assets and intellectual property necessary for the development, manufacture and marketing of the wah anti wah guitar effects pedal. As a result of this acquisition, we own a website located at www.logansoundinc.com through which we sell our wah anti wah guitar effects pedal.

Our plan of operation for the twelve months following the date of this annual report, subject to financing, is to expand our business operations by acquiring additional guitar pedal components, hiring additional labor, marketing and advertising our guitar effects pedal and potentially designing a new guitar effects pedal.

In order to implement our business plan, we require approximately $190,000. Of this amount, we would allocate $10,000 towards the purchase of guitar pedal components. This will provide us with enough components to manufacture approximately 250 pedals. It will also allow us to pay our president, Ken Logan, $2,300 per month for his management services, as well as the time necessary to manufacture and test the wah anti wah pedals by hand, for a period of 12 months. It would also allow us to hire a full-time employee for a 12 month period for $19,200 in salary. Our president would train this employee to assemble the guitar effects pedal components into a finished product. We estimate that one full-time employee would be able to produce five guitar pedals per week.

We would also allocate $115,000 of required funding to marketing and advertising costs. This will allow us to upgrade our website, place advertisements for our product in appropriate guitar and music magazines, musical product catalogues, pursue product placement in musical equipment stores and pursue product endorsements. Our president, Ken Logan, would be responsible for undertaking our marketing efforts once a new employee is able to assume his previous product assembly duties.

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

MATERIAL COMMITMENTS

As of the date of this annual report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 and 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Logan Sound Inc.

I have audited the accompanying balance sheets of Logan Sound Inc. (A Development Stage Company) as of April 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2011 and 2010 and for the period from January 30, 2007 (inception), to April 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Sound Inc., (A Development Stage Company) as of April 30, 2011 and 2010, and the results of its operations and cash flows for the years ended April 30, 2011 and 2010 and the period from January 30, 2007 (inception), to April 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
--------------------------------
Seattle, Washington
July 9, 2012

LOGAN SOUND INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                              April 30, 2011       April 30, 2010
                                                              --------------       --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $  1,366             $  1,683
  Wah-anti-wah guitar effects pedal                                    --                   --
                                                                 --------             --------

TOTAL ASSETS                                                     $  1,366             $  1,683
                                                                 ========             ========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $     --             $     --
  Loans from related parties                                       50,200               32,000
                                                                 --------             --------
      TOTAL CURRENT LIABILITIES                                    50,200               32,000
                                                                 --------             --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      6,200,000 common shares                                       6,200                5,600
  Additional paid-in-capital                                       27,800               22,400
  Deficit accumulated during the exploration stage                (82,834)             (58,317)
                                                                 --------             --------
TOTAL STOCKHOLDERS' EQUITY                                        (48,834)             (30,317)
                                                                 --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,366             $  1,683
                                                                 ========             ========

Nature and continuance of operations (Note 1)


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                                    Cumulative from
                                                                                   January 30, 2007
                                            Year Ended           Year Ended         (Inception) to
                                          April 30, 2010       April 30, 2011       April 30, 2011
                                          --------------       --------------       --------------
Bank charges                                $      166           $      127           $      318
Management fees                                 27,600               18,400               48,300
Office expen  ses                                  578                  590                1,168
Professional fees                                7,648                5,400               13,048
Guitar effects pedal                                --                   --               20,000
                                            ----------           ----------           ----------

Net loss                                    $  (35,992)          $  (24,517)          $  (82,834)
                                            ==========           ==========           ==========

Loss per share - Basic and diluted          $    (0.00)          $    (0.00)
                                            ==========           ==========
Weighted Average Number of Common
 Shares Outstanding                          1,600,000            5,700,000
                                            ==========           ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                              Number of                   Additional      During the
                                               Common           Par        Paid-in       Exploration
                                               Shares          Value       Capital          Stage           Total
                                               ------          -----       -------          -----           -----
Balance, January 30, 2007                           --       $     --     $       --     $       --      $       --
April 28, 2009
  Issued for cash at $0.005                  1,600,000          1,600          6,400                          8,000
April 29, 2009
  Issued for intangible asset at $0.005      4,000,000          4,000         16,000                         20,000
Net loss                                                                                    (22,325)        (22,325)
                                            ----------       --------     ----------     ----------      ----------

Balance, April 30, 2009                      5,600,000          5,600         22,400        (22,325)          5,675
Net loss                                                                                    (35,992)        (35,992)
                                            ----------       --------     ----------     ----------      ----------

Balance, April 30, 2010                      5,600,000          5,600         22,400        (58,317)        (30,317)
January 26, 2011
  Issued for cash at $0.01                     400,000            400          3,600                          4,000
February 4, 2011
  Issued for cash at $.001                     200,000            200          1,800                          2,000
Net loss                                                                                    (24,517)        (24,517)
                                            ----------       --------     ----------     ----------      ----------

Balance, April 30, 2011                      6,200,000       $  6,200     $   27,800     $  (82,834)     $  (48,834)
                                            ==========       ========     ==========     ==========      ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                Cumulative from
                                                                                               January 30, 2007
                                                        Year Ended           Year Ended         (Inception) to
                                                      April 30, 2010       April 30, 2011       April 30, 2011
                                                      --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(35,992)            $(24,517)            $(82,834)
  Guitar effects pedal                                        --                   --               20,000
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                  --                   --                   --
                                                        --------             --------             --------
          Net cash used in operating activities          (35,992)             (24,517)             (62,834)
                                                        --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                              32,000               18,200               50,200
  Shares subscribed for cash                                  --                6,000               14,000
                                                        --------             --------             --------
          Net cash provided by financing activities       32,000               24,200               64,200
                                                        --------             --------             --------

Net increase (decrease) in cash                           (3,992)                (317)               1,366

Cash beginning                                             5,675                1,683                   --
                                                        --------             --------             --------

Cash ending                                             $  1,683             $  1,366             $  1,366
                                                        ========             ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                              $     --             $     --             $     --
                                                        ========             ========             ========
  Taxes                                                 $     --             $     --             $     --
                                                        ========             ========             ========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2011
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Logan Sound Inc. ("the Company") was incorporated under the laws of State of Nevada, U.S. on January 30, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of April. During the year ended April 30, 2009, the Company commenced operations by issuing shares and acquiring a 100% right, title and interest in and to all the property, assets and intellectual property necessary for the development, manufacture and marketing of the wah-anti-wah guitar effects pedal.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $82,834 as at April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

LOGAN SOUND INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2011
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At April 30, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

LOGAN SOUND INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2011
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2009. The Company did not record any compensation expense for the period ended April 30, 2011 because there were no stock options outstanding prior to the adoption or at April 30, 2011.

Intangible assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company recorded Wah-Anti-Wah Guitar Effects Pedal at cost and those with finite lives are amortized over the estimated periods of benefit. Wah-Anti-Wah Guitar Effects Pedal would be amortized over 10 years.

Impairments

The Company's management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually or in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. During the years ended April 30, 2011, we recorded impairment charges of $0 related to intangible assets.

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

LOGAN SOUND INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2011
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At April 30, 2011, there were no outstanding stock options or warrants.

4. INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $82,834 that may be available this Agreement to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. MANAGEMENT AGREEMENT

As of April 29, 2009, the Company entered into a management agreement with Ken Logan and agrees to pay $2,300 per month for his services.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2011. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

B. Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2011 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

     1. Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and
     2. Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2011, our internal control over financial reporting was not subject to changes.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The name, address and position of our present officers and directors are set forth below:

  Name                                     Position(s)
  ----                                     -----------

Ken Logan               President, Principal Executive Officer, Secretary,
Age: 48                 Treasurer, Principal Financial Officer, Principal
                        Accounting Officer and member of the Board of Directors.

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICER AND DIRECTOR

KEN LOGAN has acted as our sole director and officer since our inception on January 30, 2007. Prior to this position, from 2005 to the beginning of 2007, Mr. Logan provided studio technician and recording consulting services to various companies as an independent contractor. From 1996 to 2004, he was employed as a studio technician with Sharpe Sound Studios, an audio post-production company where he was responsible for the repair, maintenance, design and installation of professional studio equipment. Mr. Logan has not acted as an director or officer of any other reporting issuer.

CODE OF ETHICS

We have not adopted a Code of Ethics that governs the conduct of our officer.

AUDIT COMMITTEE

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

                      EXECUTIVE OFFICER COMPENSATION TABLE

                                                                                Nonqualified
 Name and                                                      Non-Equity        Deferred
 Principal                                Stock     Option   Incentive Plan    Compensation     All Other
 Position      Year     Salary   Bonus    Awards    Awards    Compensation       Earnings     Compensation     Total
 --------      ----     ------   -----    ------    ------    ------------       --------     ------------     -----
Ken Logan      2011       0        0        0         0             0                0           $18,400      $18,400
               2010       0        0        0         0             0                0           $27,600      $27,600
               2009       0        0        0         0             0                0            $2,300      $ 2,300

We are a party to a consulting agreement with our president, Ken Logan, whereby we pay him $2,300 per month for his services. We do not have any other employment or consulting agreements with third parties of our officers. We do not contemplate entering into any agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

COMPENSATION OF DIRECTORS

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2011 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                                         Amount of
                                                        Beneficial    Percent of
Title of Class          Name of Beneficial Owner        Ownership       class
--------------          ------------------------        ---------       -----

Common Stock       Ken Logan                            5,600,000       65.12%

Common Stock       Directors and officers as a group
                   consisting of one person             5,600,000       65.12%

The percent of class is based on 8,600,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By an asset purchase agreement dated April 29, 2009 with our president, Ken Logan, we acquired all the property, assets and intellectual property necessary for the development, manufacture and marketing of the wah anti wah guitar effects pedal. In consideration of the purchase of these assets, we issued 4,000,000 shares of our common stock to Mr. Logan.

By a management agreement dated April 29, 2009 with our president, Ken Logan, we agreed to pay him $2,300 in consideration of him providing management services to us.

Our president, Ken Logan, has provided loans to us totalling $50,200 to April 30, 2011. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any of our directors or officers;
     *    Any person proposed as a nominee for election as a director;
     * Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
     *    Our sole promoter, Ken Logan;
     * Any relative or spouse of any of the foregoing persons who has the same house as such person;
     * Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the years ended April 30, 2011 and 2010, the aggregate fees billed by George Stewart, CPA for professional services rendered for the audit of our annual consolidated financial statements were:

           2011      $3,800
           2010      $3,600

AUDIT RELATED FEES

For the years ended April 30, 2011 and 2010, the aggregate fees billed for assurance and related services by George Stewart, CPA relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

           2011      Nil
           2010      Nil

TAX FEES

For the years ended April 30, 2011 and 2010, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totalled:

           2011      Nil
           2010      Nil

ALL OTHER FEES

For the years ended April 30, 2011 and 2010, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totalled:

           2011      $5,700
           2010      $5,700

The other fees consist of George Stewart, CPA's review of our reviews of our interim unaudited financial statements.

We do not use George Stewart, CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage George Stewart CPA to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before George Stewart CPA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our board of directors who are capable of analyzing and evaluating financial information; or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

ITEM 15: EXHIBITS

The following exhibits are filed as part of this annual report.

EXHIBITS:

31.1 Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer under
     Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOGAN SOUND INC.


Dated: February 18, 2014                  By: /s/ Ken Logan
                                             -----------------------------------
                                             Ken Logan, President and
                                             Chief Executive Officer and
                                             Chief Financial Officer