Form 10-Q
period 2011-07-31
Logan Sound, Inc.
filed 2014-02-19
CIK 1471717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-161869


                                LOGAN SOUND, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                  3931                           Pending
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class of Shares                              Outstanding as of February 18, 2014
---------------                              -----------------------------------
Common Stock, $0.001                                      8,200,000

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         BALANCE SHEETS as of July 31, 2011 and April 30, 2011                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months
         Ended July 31, 2011 and 2010, and for the period since
         inception                                                             4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months
         Ended July 31, 2011 and 2010, and for the period since inception      6

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3   Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 1A. Risk Factors                                                         13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4   Mine Safety Disclosures                                              13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGAN SOUND INC.
(An Development stage Company)
Balance Sheets
--------------------------------------------------------------------------------



                                                            July 31, 2011          April 30, 2011
                                                            -------------          --------------
                                                             (unaudited)             (audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                         $ 25,340               $  1,366
  Wah-anti-wah guitar effects pedal                                  --                     --
                                                               --------               --------

TOTAL ASSETS                                                   $ 25,340               $  1,366
                                                               ========               ========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $     --               $     --
  Loans from related parties                                     50,200                 50,200
                                                               --------               --------
      TOTAL CURRENT LIABILITIES                                  50,200                 50,200
                                                               --------               --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      8,600,000 common shares                                     8,600                  6,200
  Additional paid-in-capital                                     49,400                 27,800
  Deficit accumulated during the development stage              (82,860)               (82,834)
                                                               --------               --------
TOTAL STOCKHOLDERS' EQUITY                                      (24,860)               (48,834)
                                                               --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 25,340               $  1,366
                                                               ========               ========

Nature and continuance of operations (Note 1)


                             See Accompanying Notes

LOGAN SOUND INC.
(An Development stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                                    Cumulative from
                                           Three Months         Three Months       January 30, 2007
                                              Ended                Ended            (Inception) to
                                          July 31, 2011        July 31, 2010        July 31, 2011
                                          -------------        -------------        -------------
Bank charges                                $       26           $       22           $      344
Management fees                                     --                6,900               48,300
Office expenses                                     --                   --                1,168
Professional fees                                   --                   --               13,048
Guitar effects pedal                                --                   --               20,000
                                            ----------           ----------           ----------

Net loss                                    $      (26)          $   (6,922)          $  (82,860)
                                            ==========           ==========           ==========

LOSS PER SHARE - BASIC AND DILUTED          $    (0.00)          $    (0.00)
                                            ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          8,000,000            5,600,000
                                            ==========           ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Development stage Company)
Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                              Number of                   Additional      During the
                                               Common           Par        Paid-in       Exploration
                                               Shares          Value       Capital          Stage           Total
                                               ------          -----       -------          -----           -----
Balance, January 30, 2007                           --       $     --     $       --     $       --      $       --
April 28, 2009
  Issued for cash at $0.005                  1,600,000          1,600          6,400                          8,000
April 29, 2009
  Issued for intangible asset at $0.005      4,000,000          4,000         16,000                         20,000
Net loss                                                                                    (22,325)        (22,325)
                                            ----------       --------     ----------     ----------      ----------

Balance, April 30, 2009                      5,600,000          5,600         22,400        (22,325)          5,675
Net loss                                                                                    (35,992)        (35,992)
                                            ----------       --------     ----------     ----------      ----------

Balance, April 30, 2010                      5,600,000          5,600         22,400        (58,317)        (30,317)
January 26, 2011
  Issued for cash at $0.01                     400,000            400          3,600                          4,000
February 4, 2011
  Issued for cash at $.001                     200,000            200          1,800                          2,000
Net loss                                                                                    (24,517)        (24,517)
                                            ----------       --------     ----------     ----------      ----------

Balance, April 30, 2011                      6,200,000          6,200         27,800        (82,834)        (48,834)
July 11, 2011
  Issued for cash at $0.01                   2,400,000          2,400         21,600                         24,000
Net loss                                                                                        (26)            (26)
                                            ----------       --------     ----------     ----------      ----------

Balance, July 31, 2011                       8,600,000       $  8,600     $   49,400     $  (82,860)     $  (24,860)
                                            ==========       ========     ==========     ==========      ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Development stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  Cumulative from
                                                         Three Months         Three Months       January 30, 2007
                                                            Ended                Ended            (Inception) to
                                                        July 31, 2011        July 31, 2010        July 31, 2011
                                                        -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (26)            $ (6,922)            $(82,860)
  Guitar effects pedal                                          --                   --               20,000
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                    --                   --                   --
                                                          --------             --------             --------
          Net cash used in operating activities                (26)              (6,922)             (62,860)
                                                          --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                    --               10,000               50,200
  Shares subscribed for cash                                24,000                   --               38,000
                                                          --------             --------             --------
          Net cash provided by financing activities         24,000               10,000               88,200
                                                          --------             --------             --------

Net increase (decrease) in cash                             23,974                3,078               25,340

Cash beginning                                               1,366                1,683                   --
                                                          --------             --------             --------

Cash ending                                               $ 25,340             $  4,761             $ 25,340
                                                          ========             ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                $     --             $     --             $     --
                                                          ========             ========             ========

  Taxes                                                   $     --             $     --             $     --
                                                          ========             ========             ========


                             See Accompanying Notes

LOGAN SOUND INC.
(An Development stage Company)
Notes To The Financial Statements
July 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $82,860as at July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915. Among the disclosures required by ASC Topic 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

LOGAN SOUND INC.
(An Development stage Company)
Notes To The Financial Statements
July 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

At July 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

LOGAN SOUND INC.
(An Development stage Company)
Notes To The Financial Statements
July 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2009. The Company did not record any compensation expense for the period ended July 31, 2011 because there were no stock options outstanding prior to the adoption or at July 31, 2011.

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

LOGAN SOUND INC.
(An Development stage Company)
Notes To The Financial Statements
July 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

During the year ended April 30, 2011, the Company issued 600,000 shares of common stock for total cash proceeds of $6,000.

During the quarter ended July 31, 2011, the Company issued 2,400,000 shares of common stock for total cash proceeds of $24,000.

At July 31, 2011, there were no outstanding stock options or warrants.

6. INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $82,860 that may be available this Agreement to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7. MANAGEMENT AGREEMENT

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

Mr. Logan commenced developing and manufacturing the wah anti wah guitar effects pedal in December 2006. Prior to selling his interest in the pedal to us, Mr. Logan sold approximately 40 wah anti wah pedals at prices ranging from $149 to $199. He also developed a website promoting the features of the wah anti wah pedal located at www.logansoundinc.com.

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

SOURCES AND USES OF CASH

At July 31, 2011, our current assets consisted of $25,340 in cash. This amount is part of the $30,000 we raised pursuant to our registration statement on Form S-1 that was declared effective by the Securities & Exchange Commission on October 27, 2010. In addition to the funds raised during our offering, we will have to raise additional funds in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding. We will seek to obtain short-term loans from our director, although we do not have any agreements with our director concerning future loans. We do not have any arrangements in place for any future equity financing other than through this offering.

EVENTS, TRENDS AND UNCERTAINTIES

The continuing development of our business will depend upon our ability to attract customers for the wah anti wah guitar effects pedal. Our ability to generate sales may be affected by events and trends such as general economic conditions, guitar pedal pricing and competing products from our manufacturers.

RESULTS OF OPERATIONS

We have not earned any revenue from our incorporation on January 30, 2007 to July 31, 2011. We incurred operating expenses in the amount of $82,860 during this period. These operating expenses were comprised of management fees that were paid or accrued to our president, Ken Logan, of $48,300, professional fees of $13,048, office expenses of $1,168, bank fees of $344 and $20,000 representing the recorded value of the common stock that we issued to our president in consideration for the acquisition of the guitar pedal assets.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101  Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOGAN SOUND INC.


Dated: February 18,  2014           By: /s/ Ken Logan
                                        ---------------------------------------
                                        Ken Logan, President and
                                        Chief Executive Officer and
                                        Chief Financial Officer