Form 10-Q
period 2011-10-31
Logan Sound, Inc.
filed 2014-04-03
CIK 1471717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2011

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

                                  905-777-8002
                           (Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class of Shares                                 Outstanding as of March 31, 2014
---------------                                 --------------------------------
Common Stock, $0.001                                        8,200,000

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         BALANCE SHEETS as of October 31, 2011 and April 30, 2011              3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months Ended
         October 31, 2011 and 2010, and for the period since inception         4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended
         October 31, 2011 and 2010, and for the period since inception         6

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3   Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 1A. Risk Factors                                                         13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4   Mine Safety Disclosures                                              13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGAN SOUND INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                            (unaudited)
                                                                            October 31,         April 30,
                                                                               2011               2011
                                                                             --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $ 14,875           $  1,366
  Wah-anti-wah guitar effects pedal                                                --                 --
                                                                             --------           --------

TOTAL ASSETS                                                                 $ 14,875           $  1,366
                                                                             ========           ========

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $     --           $     --
  Loans from related parties                                                   50,200             50,200
                                                                             --------           --------
TOTAL CURRENT LIABILITIES                                                      50,200             50,200
                                                                             --------           --------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      8,600,000 common shares (April 30, 2011 - 6,200,000 common shares)        8,600              6,200
  Additional paid-in-capital                                                   49,400             27,800
  Deficit accumulated during the Development stage                            (93,325)           (82,834)
                                                                             --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    (35,325)           (48,834)
                                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 14,875           $  1,366
                                                                             ========           ========

Nature and continuance of operations (Note 1)


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statements of Operations (unaudited)
--------------------------------------------------------------------------------


                                                                                                    Cumulative from
                                       Six Months     Six Months    Three Months    Three Months    January 30, 2007
                                         Ended          Ended          Ended           Ended         (Inception) to
                                       October 31,    October 31,    October 31,     October 31,       October 31,
                                          2011           2010           2011            2010              2011
                                       ----------     ----------     ----------      ----------        ----------
Bank charges                           $       75     $       77     $       26      $       55        $      393
Management fees                             9,200         13,800             --           6,900            57,500
Office expenses                                --             --             --              --             1,168
Professional fees                           1,216          3,600             --           3,600            14,264
Guitar effects pedal                           --             --             --              --            20,000
                                       ----------     ----------     ----------      ----------        ----------

Net loss                               $  (10,491)    $  (17,477)    $  (35,992)     $  (10,555)       $  (93,325)
                                       ==========     ==========     ==========      ==========        ==========

LOSS PER SHARE - BASIC AND DILUTED     $    (0.00)    $    (0.00)    $    (0.00)     $    (0.00)
                                       ==========     ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     8,000,000      5,600,000      8,000,000       5,600,000
                                       ==========     ==========     ==========      ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                              Number of                   Additional      During the
                                               Common           Par        Paid-in       Exploration
                                               Shares          Value       Capital          Stage           Total
                                               ------          -----       -------          -----           -----
Balance, January 30, 2007                           --       $     --     $       --     $       --      $       --
April 28, 2009
  Issued for cash at $0.005                  1,600,000          1,600          6,400                          8,000
April 29, 2009
  Issued for intangible asset at $0.005      4,000,000          4,000         16,000                         20,000
Net loss                                                                                    (22,325)        (22,325)
                                            ----------       --------     ----------     ----------      ----------
Balance, April 30, 2009                      5,600,000          5,600         22,400        (22,325)          5,675

Net loss                                                                                    (35,992)        (35,992)
                                            ----------       --------     ----------     ----------      ----------
Balance, April 30, 2010                      5,600,000          5,600         22,400        (58,317)        (30,317)

January 26, 2011
  Issued for cash at $0.01                     400,000            400          3,600                          4,000
February 4, 2011
  Issued for cash at $.001                     200,000            200          1,800                          2,000
Net loss                                                                                    (24,517)        (24,517)
                                            ----------       --------     ----------     ----------      ----------
Balance, April 30, 2011                      6,200,000          6,200         27,800        (82,834)        (48,834)

July 11, 2011
  Issued for cash at $0.01                   2,400,000          2,400         21,600                         24,000

Net loss                                                                                    (10,491)        (10,491)
                                            ----------       --------     ----------     ----------      ----------

Balance, October 31, 2011                    8,600,000       $  8,600     $   49,400     $  (93,325)     $  (32,325)
                                            ==========       ========     ==========     ==========      ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                                                       Cumulative from
                                                    Six Months         Six Months      January 30, 2007
                                                      Ended              Ended          (Inception) to
                                                    October 31,        October 31,        October 31,
                                                       2011               2010               2011
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(10,491)          $(17,477)          $(93,325)
  Guitar effects pedal                                     --                 --             20,000
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities               --                 --                 --
                                                     --------           --------           --------
      Net cash used in operating activities           (10,491)           (17,477)           (73,325)
                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                               --             18,200             50,200
  Shares subscribed for cash                           24,000                 --             38,000
                                                     --------           --------           --------
      Net cash provided by financing activities        24,000             18,200             88,200
                                                     --------           --------           --------

Net increase (decrease) in cash                        13,509                723             14,875

Cash beginning                                          1,366              1,683                 --
                                                     --------           --------           --------

Cash ending                                          $ 14,875           $  2,406           $ 14,875
                                                     ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                           $     --           $     --           $     --
                                                     ========           ========           ========
Taxes                                                $     --           $     --           $     --
                                                     ========           ========           ========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
October 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $93,325 as at October 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
October 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

At October 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
October 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2009. The Company did not record any compensation expense for the period ended October 31, 2011 because there were no stock options outstanding prior to the adoption or at October 31, 2011.

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

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
October 31, 2011
(Unaudited)
--------------------------------------------------------------------------------

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

At October 31, 2011, there were no outstanding stock options or warrants.

6. INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $93,325 that may be available this Agreement to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to expand our business operations by acquiring additional guitar pedal components, hiring additional labor, marketing and advertising our guitar effects pedal, and potentially designing a new guitar effects pedal. Our ability to expand operations is contingent upon us raising additional capital. We will rely upon the proceeds that we receive from the sale of the 125 guitar pedals and loans from our president in order to cover general and administrative expenses, as well as marketing and advertising costs.

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

SOURCES AND USES OF CASH

At October 31, 2011, our current assets consisted of $14,875 in cash. This amount is part of the $30,000 we raised pursuant to our registration statement on Form S-1 that was declared effective by the Securities & Exchange Commission on October 27, 2010. We will have to raise additional funds in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding. We will seek to obtain short-term loans from our director, although we do not have any agreements with our director concerning future loans. We do not have any arrangements in place for any future equity financing other than through this offering.

EVENTS, TRENDS AND UNCERTAINTIES

The continuing development of our business will depend upon our ability to attract customers for the wah anti wah guitar effects pedal. Our ability to generate sales may be affected by events and trends such as general economic conditions, guitar pedal pricing and competing products from our manufacturers.

RESULTS OF OPERATIONS

We have not earned any revenue from our incorporation on January 30, 2007 to October 31, 2011. We incurred operating expenses in the amount of $93,325 during this period. These operating expenses were comprised of management fees that were paid or accrued to our president, Ken Logan, of $57,500, professional fees of $14,264, office expenses of $1,168, bank fees of $393 and $20,000 representing the recorded value of the common stock that we issued to our president in consideration for the acquisition of the guitar pedal assets.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    LOGAN SOUND INC.


Dated: March 31, 2014               By: /s/ Ken Logan
                                        ---------------------------------------
                                        Ken Logan, President and
                                        Chief Executive Officer and
                                        Chief Financial Officer