Form 10-Q
period 2012-01-31
Logan Sound, Inc.
filed 2014-04-03
CIK 1471717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class of Shares                                 Outstanding as of March 31, 2014
---------------                                 --------------------------------
Common Stock, $0.001                                         8,600,000

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         BALANCE SHEETS as of January 31, 2012 and April 30, 2011              3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months Ended
         January 31, 2012 and 2011, and for the period since inception         4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months Ended
         January 31, 2012 and 2011, and for the period since inception         6

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3   Quantitative and Qualitative Disclosures About Market Risk           12

Item 4.  Controls and Procedures                                              12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 1A. Risk Factors                                                         13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4   Mine Safety Disclosures                                              13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

LOGAN SOUND INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                             (unaudited)
                                                                             January 31,           April 30,
                                                                                2012                 2011
                                                                             ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $    7,936           $    1,366
Wah-anti-wah guitar effects pedal                                                    --                   --
                                                                             ----------           ----------

TOTAL ASSETS                                                                 $    7,936           $    1,366
                                                                             ==========           ==========
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                   $       --           $       --
  Loans from related parties                                                     50,200               50,200
                                                                             ----------           ----------
TOTAL CURRENT LIABILITIES                                                        50,200               50,200
                                                                             ----------           ----------
STOCKHOLDERS' EQUITY
  Capital stock
    Authorized:
      75,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      8,600,000 common shares (April 30, 2011 -- 6,200,000 common shares)         8,600                6,200
  Additional paid-in-capital                                                     49,400               27,800
  Deficit accumulated during the exploration stage                             (100,264)             (82,834)
                                                                             ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                      (42,264)             (48,834)
                                                                             ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    7,936           $    1,366
                                                                             ==========           ==========

Nature and continuance of operations (Note 1)


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                         Cumulative from
                                      Three Months     Three Months     Nine Months      Nine Months     January 30, 2007
                                         Ended            Ended            Ended            Ended         (Inception) to
                                       January 31,      January 31,      January 31,      January 31,       January 31,
                                          2012             2011             2012             2011              2012
                                       ----------       ----------       ----------       ----------        ----------
Bank charges                           $       39       $       28       $      114       $      105        $      432
Management fees                             6,900            2,300           16,100           16,100            64,400
Office expenses                                --              590               --              590             1,168
Professional fees                              --            1,800            1,216            5,400            14,264
Guitar effects pedal                           --               --               --               --            20,000
                                       ----------       ----------       ----------       ----------        ----------

Net loss                               $   (6,939)      $   (4,718)      $  (17,430)      $  (22,195)       $ (100,264)
                                       ==========       ==========       ==========       ==========        ==========

LOSS PER SHARE - BASIC AND DILUTED     $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                       ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     8,000,000        5,700,000        8,000,000        5,700,000
                                       ==========       ==========       ==========       ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                              Number of                   Additional      During the
                                               Common           Par        Paid-in       Exploration
                                               Shares          Value       Capital          Stage           Total
                                               ------          -----       -------          -----           -----
Balance, January 30, 2007                           --       $     --     $       --     $       --      $       --
April 28, 2009
  Issued for cash at $0.005                  1,600,000          1,600          6,400                          8,000
April 29, 2009
  Issued for intangible asset at $0.005      4,000,000          4,000         16,000                         20,000
Net loss                                                                                    (22,325)        (22,325)
                                            ----------       --------     ----------     ----------      ----------
Balance, April 30, 2009                      5,600,000          5,600         22,400        (22,325)          5,675

Net loss                                                                                    (35,992)        (35,992)
                                            ----------       --------     ----------     ----------      ----------
Balance, April 30, 2010                      5,600,000          5,600         22,400        (58,317)        (30,317)

January 26, 2011
  Issued for cash at $0.01                     400,000            400          3,600                          4,000
February 4, 2011
  Issued for cash at $.001                     200,000            200          1,800                          2,000
Net loss                                                                                    (24,517)        (24,517)
                                            ----------       --------     ----------     ----------      ----------
Balance, April 30, 2011                      6,200,000          6,200         27,800        (82,834)        (48,834)

July 11, 2011
  Issued for cash at $0.01                   2,400,000          2,400         21,600                         24,000

Net loss                                                                                    (17,430)        (17,430)
                                            ----------       --------     ----------     ----------      ----------

Balance, January 31, 2012                    8,600,000       $  8,600     $   49,400     $ (100,264)     $  (42,264)
                                            ==========       ========     ==========     ==========      ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative from
                                                     Nine Months         Nine Months        January 30, 2007
                                                        Ended               Ended            (Inception) to
                                                      January 31,         January 31,          January 31,
                                                         2012                2011                 2012
                                                     ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (17,430)          $  (22,195)          $ (100,264)
  Guitar effects pedal                                       --                   --               20,000
  Adjustments to reconcile net loss to net cash
    Accounts payable and accrued liabilities                 --                   --                   --
                                                     ----------           ----------           ----------
      Net cash used in operating activities             (17,430)             (22,195)             (80,264)
                                                     ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                 --               18,200               50,200
  Shares subscribed for cash                             24,000                4,000               38,000
                                                     ----------           ----------           ----------
      Net cash provided by financing activities          24,000               22,200               88,200
                                                     ----------           ----------           ----------

Net increase (decrease) in cash                           6,570                    5                7,936

Cash beginning                                            1,366                1,683                   --
                                                     ----------           ----------           ----------

Cash ending                                          $    7,936           $    1,688           $    7,936
                                                     ==========           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                           $       --           $       --           $       --
                                                     ==========           ==========           ==========
Taxes                                                $       --           $       --           $       --
                                                     ==========           ==========           ==========


                             See Accompanying Notes

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
January 31, 2012
(Unaudited)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $100,264 as at January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
January 31, 2012
(Unaudited)
--------------------------------------------------------------------------------

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

At January 31, 2012, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
January 31, 2012
(Unaudited)
--------------------------------------------------------------------------------

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended April 30, 2009. The Company did not record any compensation expense for the period ended January 31, 2012 because there were no stock options outstanding prior to the adoption or at January 31, 2012.

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

LOGAN SOUND INC.
(A Development stage Company)
Notes To The Financial Statements
January 31, 2012
(Unaudited)
--------------------------------------------------------------------------------

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

At January 31, 2012, there were no outstanding stock options or warrants.

6. INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $100,264 that may be available this Agreement to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to expand our business operations by acquiring additional guitar pedal components, hiring additional labor, marketing and advertising our guitar effects pedal, and potentially designing a new guitar effects pedal. We intend to allocate approximately $5,000 from future funds we raise to purchase guitar pedal components that will allow us to manufacture approximately 125 pedals. We will rely upon the proceeds that we receive from the sale of the 125 guitar pedals and loans from our president in order to cover general and administrative expenses, as well as marketing and advertising costs.

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

SOURCES AND USES OF CASH

At January 31, 2012, our current assets consisted of $7,936 in cash. We will have to raise additional funds in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding. We will seek to obtain short-term loans from our director, although we do not have any agreements with our director concerning future loans. We do not have any arrangements in place for any future equity financing other than through this offering.

EVENTS, TRENDS AND UNCERTAINTIES

The continuing development of our business will depend upon our ability to attract customers for the wah anti wah guitar effects pedal. Our ability to generate sales may be affected by events and trends such as general economic conditions, guitar pedal pricing and competing products from our manufacturers.

RESULTS OF OPERATIONS

We have not earned any revenue from our incorporation on January 30, 2007 to January 31, 2012. We incurred operating expenses in the amount of $100,264 during this period. These operating expenses were comprised of management fees that were paid or accrued to our president, Ken Logan, of $64,400, professional fees of $14,264, office expenses of $1,168, bank fees of $432 and $20,000 representing the recorded value of the common stock that we issued to our president in consideration for the acquisition of the guitar pedal assets.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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